Form 10QSB
period 1999-09-30
GAME DATA INC
filed 1999-11-15
CIK 1081403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1999


[ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                 For the transition period from               to
                                                --------------    --------------


                        Commission file number: 000-26297

                                GAME DATA, INC.
--------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


NEVADA                                         88-0315075
--------------------------------------------   ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)



1575 DELUCCHI LANE, #115 RENO, NEVADA 89502
--------------------------------------------------------------------------------
(Address of principal executive offices)


(775) 829-7077
--------------------------------------------------------------------------------
(Issuer's telephone number)


Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [x] No [ ]



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 11, 1999, the Registrant had 3,962,000 shares of its no par value common stock outstanding.
--------------------------------------------------------------------------------

GAME DATA, INC.
FORM 10-QSB

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                          PAGE

PART I - FINANCIAL INFORMATION:

   Item 1. Condensed Financial Statements:

     Condensed Balance Sheet as of September 30, 1999                       1

     Condensed Statement of Operations for the Three- and
       Nine-Month Periods Ended September 30,1999 and 1998,
       and for the Period from February 8, 1994
       (Inception) through September 30, 1999                               2

     Condensed Statements of Cash Flows for the Nine-Month
       Periods Ended September 30, 1999 and 1998, and for
       the Period from February 8, 1994
       (Inception) through September 30, 1999                               3

       Note to Condensed Financial Statements                               4

     Item 2. Plan of Operation                                              5

PART II - OTHER INFORMATION -

     Signatures                                                             6

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

GAME DATA, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEET
SEPTEMBER 30, 1999
--------------------------------------------------------------------------------


ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                               $    562,572
  Prepaid expenses and other                                                       996
  Inventory                                                                     38,860
                                                                          -------------

           Total current assets                                                602,428

COMPUTER EQUIPMENT, Net of accumulated depreciation of $3,243                   18,113

INTANGIBLE ASSET                                                                12,500

LONG-TERM NOTE RECEIVABLE - RELATED PARTY                                        6,000
                                                                          -------------

TOTAL                                                                     $    639,041
                                                                          =============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                        $     14,294
  Accrued expenses                                                                 168
                                                                          -------------

           Total current liabilities                                            14,462
                                                                          -------------

LONG-TERM NOTE PAYABLE - RELATED PARTY, Net of discount of $159,445            640,555
                                                                          -------------

STOCKHOLDERS' DEFICIT:
  Common stock, no par value; 10,000,000 shares authorized;
     3,962,000 shares issued and outstanding                                 1,717,726
  Additional paid-in capital                                                   682,918
  Deficit accumulated during the development stage                          (2,416,620)
                                                                          -------------

           Total stockholders' deficit                                         (15,976)
                                                                          -------------

TOTAL                                                                     $    639,041
                                                                          =============


See note to condensed financial statements.

GAME DATA, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998, AND THE
PERIOD FROM FEBRUARY 8, 1994 (INCEPTION) THROUGH SEPTEMBER 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Period from
                                                                                                                        February 8,
                                                                                                                            1994
                                                                Three-Month Periods           Nine-Month Periods        (INCEPTION)
                                                                Ended September 30,          Ended September 30,          through
                                                           ----------------------------  ----------------------------  September 30,
                                                                1999          1998            1999           1998           1999
OPERATING EXPENSES:
  Research and development                                 $     51,830   $     98,483   $    253,738   $    290,085   $    759,009
  General and administrative                                    166,202        124,265        510,169        365,158      1,121,790
  Compensation expense for warrants issued                                                                   225,196        475,196
                                                           -------------  -------------  -------------  -------------  -------------

           Total operating expenses                             218,032        222,748        763,907        880,439      2,355,995

OTHER (INCOME) EXPENSE:
  Interest expense                                               20,541         19,515         60,824         30,134        110,717
  Interest income                                                (8,584)        (7,233)       (28,156)       (14,465)       (50,092)
                                                           -------------  -------------  -------------  -------------  -------------

NET LOSS                                                   $   (229,989)  $   (235,030)  $   (796,575)  $   (896,108)  $ (2,416,620)
                                                           =============  =============  =============  =============  =============

LOSS PER SHARE - BASIC AND DILUTED                         $      (0.06)  $      (0.07)  $      (0.20)  $      (0.26)  $      (0.75)
                                                           =============  =============  =============  =============  =============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                          3,962,000      3,480,000      3,894,889      3,457,222      3,216,309
                                                           =============  =============  =============  =============  =============

See note to condensed financial statements.

GAME DATA, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998, AND THE
PERIOD FROM FEBRUARY 8, 1994 (INCEPTION) THROUGH SEPTEMBER 30, 1999
---------------------------------------------------------------------------------------------------------------------
                                                                                                         Period from
                                                                                                         February 8,
                                                                                                            1994
                                                                                Nine-Month Periods       (Inception)
                                                                               Ended September 30,         through
                                                                          ----------------------------  September 30,
                                                                               1999          1998           1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $   (796,575)  $   (896,108)  $ (2,416,620)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                                2,733            353          3,243
    Interest imputed on long-term note                                          24,824         11,694         44,277
    Common stock issued for services                                                                          30,000
    Compensation expense for warrants issued                                                  225,196        475,196
    Changes in assets and liabilities:
      Increase in intangible assets                                            (12,500)                      (12,500)
      Increase in inventory                                                    (38,860)                      (38,860)
      (Increase) decrease in prepaid expenses and other                          2,702        (34,948)          (996)
      (Decrease) increase in accounts payable                                  (19,934)          (158)        14,294
      (Decrease) increase in accrued expenses                                   (7,877)        (1,332)           168
                                                                          -------------  -------------  -------------

           Net cash used in operating activities                              (845,487)      (695,303)    (1,901,798)
                                                                          -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchases of property and equipment                                          (19,004)                      (21,356)
                                                                          -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and warrants                                      1,205,000        130,000      1,691,726
  Issuance of related party notes receivable                                                                  (6,000)
  Proceeds from issuance of notes payable                                                     800,000        800,000
                                                                          -------------  -------------  -------------

           Net cash provided by financing activities                         1,205,000        930,000      2,485,726
                                                                          -------------  -------------  -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      340,509        234,697        562,572

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 222,063        232,827              -
                                                                          -------------  -------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $    562,572   $    467,524   $    562,572
                                                                          =============  =============  =============

See note to condensed financial statements.

GAME DATA, INC.
(A Development Stage Company)

NOTE TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.    GENERAL

      INTERIM FINANCIAL STATEMENTS - The accompanying condensed financial statements as of September 30, 1999 and for the three- and nine-month periods ended September 30, 1999 and 1998 and for the period from February 8, 1994 (inception) through September 30, 1999 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for such periods. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial condition, results of operations, and cash flows have been included. The results of operations for the interim periods should not be considered indicative of results for a full calendar year.

      These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Amended Registration Statement on Form 10-SB dated October 6, 1999.

GAME DATA, INC.
(A Development Stage Company)

ITEM 2.  PLAN OF OPERATION

The Company is not expected to generate operating revenues until the first quarter of 2000 at the earliest and potentially not until the second quarter of 2000. During the next twelve months, the Company's primary activities will continue to consist of research and development regarding existing and new products. Specifically, the Company anticipates that adjustments and improvements will be made to its initial products based on the LIVE platform and that significant development resources will be devoted to bringing along the Company's slot-based products. The Company's primary expenditures are expected to be incurred in pursuit of such research and development activities, further patent and trademark protection for the Company's assets, and regulatory approval of its games, concepts, individuals, and the corporate entity in the State of Nevada and other appropriate jurisdictions. The Company's cash and cash equivalents balance at September 30, 1999 was $562,572. The Company is currently conducting a limited private offering of its capital stock to raise additional funds to support its ongoing operations. The maximum size of such offering will be $3,000,000, although no assurance can be made that such maximum amount will be sold. As of September 30, 1999, exclusive of amounts reflected in the December 31, 1998 cash balance, the Company has raised $1,205,000 in such offering. Based upon the Company's existing cash resources and the funds raised to date from such private offering, the Company does not anticipate the need for any additional equity or debt financing in the next twelve months. As of September 30, 1999, the Company had no material commitments for capital expenditures and the Company does not expect any significant changes in the number of employees over the next twelve months.

                                     ******

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this first amendment to the registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GAME DATA, INC.



                                              By:      /s/ Frank A. Roide
                                                  ------------------------------
Date:  November 15, 1999.                              Frank A. Roide
                                                       Chief Financial Officer,
                                                       Secretary - Treasurer